Form 10QSB
period 2008-03-31
Smart Ventures
filed 2008-07-25
CIK 1420915

        United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 333-150064

SMART VENTURES , INC.

 Exact name of small business issuer as specified in its charter

Nevada                                                                                                 98-0427221

          (State or other jurisdiction of                                       I.R.S. Employer

               incorporation or organization)

                      Identification Number

1066 WEST HASTINGS STREET, VANCOUVER, BC V6E 3X2

                    (Address of principal executive office)

 (604) 602-1717

Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's

Common equity as of the last practicable date: 5,500,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 5,500,000
 shares issued and outstanding

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

as at March 31, 2008 and December 31, 2007

(Prepared by Management)

ASSETS

	March 31,	December 31,
	2008	2007

Current Assets:
Cash	$ 17,767	$ 16,670

Total Assets	$ 17,767	$ 16,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,500,000 shares issued and outstanding	5,500	5,500
Additional paid in capital	49,500	49,500
Sock subscription receivable	-	(10,000)
Accumulated deficit	(37,233)	(28,330)

Total Stockholders' Equity (Deficit)	17,767	16,670

Total Liabilities and Stockholders' Equity (Deficit)	$ 17,767	$ 16,670

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

for the three months ended March 31, 2008 and 2007

and the period November 22, 2006 (Inception) to March 31, 2008

	For the three	For the three	From
	months ended	months ended	November 22, 2006
	March 31	March 31	(Date of inception)
	2008	2007	to March 31, 2008

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	14,082
General & administrative	8,903	-	23,151
Total Operating Expenses	8,903	-	37,233

NET LOSS	$ (8,903)	$ -	$ (37,233)

Weighted Average Shares
Common Stock Outstanding	5,500,000	1,000,000

Net Loss Per Share	$ -	$ -

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

for the three months ended March 31, 2008 and 2007

and the period November 22, 2006 (Inception) to March 31, 2008

	For the three	For the three	From November 22, 2006
	months ended	months ended	(Date of inception)
	March 31	March 31	to March 31,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (8,903)	$ -	$ (37,233)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	-	10,000

Net Cash Used in Operating Activities	(8,903)	-	(27,233)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	10,000	-	18,000
Net Cash Provided by Financing Activities	10,000	-	45,000

Net Increase (Decrease) in Cash	1,097	-	17,767

Cash at Beginning of Year	16,670	-	-

Cash at End of Year	$ 17,767	$ -	$ 17,767

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three months ended March 31, 2008 and 2007 and for the period from the date of inception on November 22, 2006 to March 31, 2008 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007 and for the period from the date of inception on November 22, 2006 to March 31, 2008.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the

Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – MINERAL CLAIMS

The Company entered into a mineral claims purchase agreement on September 1, 2007, whereby the Company purchased certain mineral claims located in the Laurentides Region near Mont Laurier, Quebec.  These mineral claims were acquired from an individual for cash in the amount of $6,500. In addition the Company is required to expend additional monies in subsequent years to maintain these claims.  After the acquisition of these mineral claims, management performed an impairment test to determine the carrying value of these claims.  Management determined that there was no reasonable method to value the claims and have impaired the cost of these claims and recorded the expense as exploration costs during the year ended December 31, 2007.

NOTE 4 – COMMON STOCK

The Company issued 1,000,000 shares of its common stock in December 2006 in exchange for services rendered valued at $ 10,000.

During the year ended December 31, 2007 the Company issued 4,500,000 shares of its common stock for cash and for stock subscriptions receivable valued at $.01 per share for an aggregate total of $ 45,000.  At December 31, 2007 there was an outstanding stock subscription receivable in the amount of $10,000. This stock subscription receivable was paid in full in January of 2008.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 37,233 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F-8

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

PLAN OF OPERATION

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We have discussed this matter with our officer and director and Mr. Walji has agreed to advance funds as needed until this registration statement is effective. Any advances by Walji will be considered a loan. The loan will be repaid if and when we begin generating revenues. The loan is due when revenues from operations are generated. The loan does not accrue interest. There is no written documentation for the loan. It is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of our claims. Our exploration program is explained below. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material of commercial size and quality. This includes a determination by our consultant if the mineral claim contains viable mineralization. He will make the determination based upon the results of our exploration. We have not selected a consultant, who will be a mining engineer and supervise our exploration program, as of the date of this prospectus and will not do so until our exploration program is funded, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The mining claims are without known reserves and the proposed program is exploratory in nature. Exploration and surveying has not been initiated and will not be initiated until we raise additional funding. That is because we do not have money to start exploration. Once the additional financing is identified and secured, we intend to start exploration operations. To our knowledge, our claims have never been mined.

We intend to implement an exploration program which consists of mapping, establishing a grid, a magnetometer survey and surface and core sampling.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the mineral claim will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

   Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SMART VENTURES, INC.

Dated July 25, 2008

/s/Nadir Walji

     Nadir Walji, President, Director and Chief Executive Officer

Director and Principal Accounting Officer

4