Form 10QSB
period 2008-06-30
Smart Ventures
filed 2008-08-14
CIK 1420915

        United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 000-53338

SMART VENTURES , INC.

 Exact name of small business issuer as specified in its charter

Nevada                                                                                                                       98-0427221

  (State or other jurisdiction of                                                 I.R.S. Employer

               incorporation or organization)

                      Identification Number

55 Harvest  Wood Way NE   Calgary, AB  T3K 3X5

                    (Address of principal executive office)

403.827.7936

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30,2008

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(Unaudited)

ASSETS
	June 30,	December 31,
	2008	2007

Current Assets:
Cash	$ 12,499	$ 16,670

Total Assets	$ 12,499	$ 16,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,500,000 shares issued and outstanding	5,500	5,500
Additional paid in capital	49,500	49,500
Sock subscription receivable	-	(10,000)
Accumulated deficit	(42,501)	(28,330)

Total Stockholders' Equity (Deficit)	12,499	16,670

Total Liabilities and Stockholders' Equity (Deficit)	$ 12,499	$ 16,670

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six	From
	months ended	months ended	months ended	months ended	November 22, 2006
	June 30	June 30	June 30	June 30	(Date of inception)
	2008	2007	2008	2007	to June 30, 2008

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	7,582	-	14,082
General & administrative	5,268	-	14,171	-	28,419
Total Operating Expenses	5,268	-	21,753	-	42,501

NET LOSS	$ (5,268)	$ -	$ (21,753)	$ -	$ (42,501)

Weighted Average Shares
Common Stock Outstanding	5,500,000	1,504,396	5,500,000	1,253,591

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

					From
	For the three	For the three	For the six	For the six	November 22,
	months ended	months ended	months ended	months ended	2006
	June 30	June 30	June 30	June 30	(Date of inception)
	2008	2007	2008	2007	to June 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (5,268)	$ -	$ (21,753)	$ -	$ (42,501)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	-	-	10,000

Net Cash Used in Operating Activities	(5,268)	-	(21,753)	-	(32,501)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	27,000	-	27,000	27,000
Receipt of Stock subscription receivable	-	-	10,000	-	18,000
Net Cash Provided by Financing Activities	-	27,000	10,000	27,000	45,000

Net Increase (Decrease) in Cash	(5,268)	27,000	(11,753)	27,000	12,499

Cash at Beginning of Period	17,767	-	24,252	-	-

Cash at End of Period	$ 12,499	$ 27,000	$ 12,499	$ 27,000	$ 12,499

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 1,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ -	$ -	$ 18,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three and six months ended June 30, 2008 and 2007 and for the period from the date of inception on November 22, 2006 to June 30, 2008 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007 and for the period from the date of inception on November 22, 2006 to June 30, 2008.

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 42,501 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SMART VENTURES, INC.

Dated August 13th, 2008

/s/Lance Larsen

 Lance Larsen, President, Director and Chief Executive Officer

3