Form 10-Q
period 2008-09-30
Smart Ventures Inc.
filed 2008-11-17
CIK 1420915

        United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30,2008

(Unaudited)

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(Unaudited)

ASSETS
September 30,
2008

Current Assets:
Cash	$ 3,399

Total Assets	$ 3,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	2,115
Total Current Liabilities	2,115

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,500,000 shares issued and outstanding	5,500
Additional paid in capital	49,500
Deficit accumulated during exploration stage	(53,716)

Total Stockholders' Equity (Deficit)	1,284

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,399

SEE ATTACHED NOTES

SMART VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine month periods ended September 30, 2008 and 2007 and for the period December 14, 2006 (inception) through Sept 30, 2008

					From
	For the three	For the three	For the nine	For the nine	November 22,
	months ended	months ended	months ended	months ended	2006
	September 30,	September 30,	September 30,	September 30,	(Date of inception)
	2008	2007	2008	2007	to September 30, 2008

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	5,000	-	5,000	-	19,082
General & administrative	6,215	-	20,386	-	34,634
Total Operating Expenses	11,215	-	25,386	-	53,716

NET LOSS	$ (11,215)	$ -	$ (25,386)	$ -	$ (53,716)

Weighted Average Shares
Common Stock Outstanding	5,500,000	3,700,000	5,500,000	2,078,022

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the three and nine month periods ended September 30, 2008 and 2007 and for the period December 14, 2006 (inception) through Sept 30, 2008

STATEMENT OF CASH FLOWS

					From
	For the three	For the three	For the nine	For the nine	November 22,
	months ended	months ended	months ended	months ended	2006
	September 30	September 30	September 30	September 30	(Date of inception)
	2008	2007	2008	2007	to September 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (11,215)	$ -	$ (25,386)	$ -	$ (53,716)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	-	-	10,000
Increase to accounts payable	2,115		2,115		2,115

Net Cash Used in Operating Activities	(9,100)	-	(23,271)	-	(41,601)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	-	27,000	27,000
Receipt of Stock subscription receivable	-	-	10,000	-	18,000
Net Cash Provided by Financing Activities	-	-	10,000	27,000	45,000

Net Increase (Decrease) in Cash	(9,100)	-	(13,271)	27,000	3,399

Cash at Beginning of Period	12,499	27,000	16,670	-	-

Cash at End of Period	$ 3,399	$ 27,000	$ 3,399	$ 27,000	$ 3,399

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ -	$ -	$ 18,000

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three and nine months ended September 30, 2008 and 2007 and for the period from the date of inception on November 22, 2006 to September 30, 2008 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007 and for the period from the date of inception on November 22, 2006 to September 30, 2008.

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 53,716  since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our exploration target is to find an ore body containing gold or other precious and base metals. Until recently, prices of gold, silver and platinum were at their highest prices in years. The price of base metals (copper, lead, zinc, etc.) were at historic highs.  Due to the economic unrest and the threat of a serious recession the prices of all of the above have plummeted. Uranium peaked and currently is down in price nearly 50%.  Mining prospects that a few months ago would be economically feasible may not be at this time. With these factors being present and the outlook, both near and far being, at best, uncertain we believe that our claims must be reevaluated. The above cautionary statements do not indicate that we intend to abandon the exploration of our claims, but that the prospects of success should be reassessed and investigated further.  We plan on entering into discussions with our independent consultants to attempt to make informed decisions regarding the future of the Ruza claims. Coincidental with these discussions, we will investigate the possibilities of attracting further capital in one form or another for exploration of the Ruza Claims.  Availability of these funds from the further sale of our common stock, publicly or privately, or via a joint venture will also influence our decision on whether to proceed or not. Should our geological consultants recommend continuation of our exploration program and if, under thepresent economic circumstances allow us to properly fund ongoing operations, we fully intend on proceeding with our business plan.

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

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

   Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.

     Other Information

On August 25, 2008, Nadir Walji of Vancouver, BC resigned as a director and officer of the registrant.  Lance Larsen of Calgary, Alberta was elected to the Board of Directors and will take over interim duties of CEO, President, and Treasurer of the corporation and be its Principal Accounting Officer.

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

Exhibit 99.1  Report of Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Smart Ventures Inc. INC.

Dated November 14, 2008

/s/ Lance Larsen

     Lance Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer