Form 10-K
period 2008-12-31
Smart Ventures Inc.
filed 2009-04-06
CIK 1420915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECBER 31, 2008
[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

SMART VENTURES, INC.

(exact name of registrant as specified in charter)

       NEVADA

       000-53338

98-0427221_______

State or other jurisdiction

Commission File No.

IRS Employer Identification No.

Incorporation or organization

55 Harvest Wood Way, NE, Calgary, AB T3K 3X5

(Address of principal executive offices)

Registrant’s telephone number (403)827-7936

With Copies To:

Lance R, Larsen

Joseph I. Emas

Smart Ventures, Inc.

Attorney at Law

55 Harvest Wood Way, NE

1224 Washington Avenue

Calgary, AB T3K 3X5

Miami Beach, FL 33139

(403) 827-7936

(305) 531-1174

(403) 256-3302 FAX

(305) 531-1274 FAX

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of December 31, 2008 is $4,500.

As of January 30, 2009, the issuer had 5,500,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

SMART VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

TALE OF CONTENTS

Part I		Pg
Item 1.	Business
Item 1A.	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls & Procedures
Item 9B	Other Information
Part III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions and Director Independence
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules

Part I

FORWARD-LOOKING INFORMATION

This Annual Report of Smart Ventures, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

ITEM 1: DESCRIPTION OF BUSINESS

OVERVIEW

We were incorporated in the State of Nevada on November 22, 2006. Our Company focuses on exploration, acquisition, development and production of mineral reserves, seeking to establish and exploit commercially viable deposits of both base and precious metals.  Our business strategy is to economically increase reserves, production, and the sale of minerals in order to maximize shareholders’ return over the long term.

Our principal offices are located at 2610 – 1066 West Hastings Street, Vancouver, British Columbia, V6E 3X2 Canada.  Our telephone number is (604) 602-1717.

Employees

We currently employ no full-time employees including our CEO and Secretary Treasurer.

Labor and Other Supplies

We contract all labor for the development of our claims in preparation for sampling and diamond drilling, as well as the drilling and completion crews.

.

ITEM 1A: RISK FACTORS

Please consider the following risk factors before deciding to invest in our common stock.

Risks associated with Smart Ventures, Inc.:

1.

Because our auditors have issued a going concern opinion, if we do not raise at least the minimum amount of this offering, we will have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. If we do not raise at least the minimum amount from our offering, we will have to suspend or cease operations within twelve months.

2.

Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raise from this offering will be used for exploration of the mineral claim to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

3.

Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the mineral claim does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

4.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in November 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $28,330.  To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral claim
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

5.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the mineral claim. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6.

Because title to the property is held in trust by a non-affiliate if he should declare bankruptcy or arbitrarily transfer the claims, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the mineral claim is recorded in the name of Donald Murdock. While he has agreed to hold title to our claims in trust, if he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any mineral claim and we will have to cease operations. Under Quebec law title to Quebec mining claims can only be held by Canadian residents. In the case of corporations, title must be held by a Canadian corporation. In order for us to own record title to the property, we would have to incorporate a Quebec wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the mineral claim

7.

Because we have only an option agreement with Mr. Murdock  regarding transfer of title to us, should he transfer title to a third person, we will be limited to a cause of action against Mr. Murdock for breach of fiduciary duty.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned Quebec subsidiary corporation and Mr. Murdock will convey title to the mineral claims to the wholly owned subsidiary corporation. Should Mr. Murdock transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Murdock will be liable to us for breach of fiduciary duty and breach of contract.

8.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

9.

Weather interruptions in the province of Quebec may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because winter weather could cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the mineral claim.

10.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

11.

Because Mr. Larsen has other outside business activities and will only be devoting 20% of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Larsen and Ms. Bond, our officers and directors, have other outside business activities and will only be devoting 20% or less of their time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Larsen and Ms. Bond.  As a result, exploration of the mineral claim may be periodically interrupted or suspended.

12.

Because we have not allocated any money for reclamation of the mining claim, we may be subject to fines if the mining claim is not restored to its original condition upon termination of our activities.

We have not allocated any funds for reclamation of the mining claim. As such, if we terminate our operations and do not restore the mining claim to its original condition we could be subject to fines under the Health, Safety and Reclamation Code for Mines in Quebec.

Risks associated with this offering:

13.

If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have only two officers and directors. We are entirely dependent upon them to conduct our operations. If one or both should resign or die there will be only one to run the Company. If that should occur, until we find another person to help run us, our operations will be severely limited

14.

Because Mr. Larsen and Ms. Bond are risking a small amount of capital and smaller shareholders have supplied most of the capital, if we fail they will absorb most of our loss.

Mr. Larsen and Ms. Bond, our officers and directors will receive a substantial benefit from your investment. They paid expenses for the organization of the company and incurred some small expenses in negotiating the acquisition of our claims, the smaller shareholders, on the other hand, will be providing all of the cash for our operations. As a result, if we cease operations for any reason, you will lose your investment while Mr. Larsen and Ms. Bond will lose only approximately $500 each.

15.

Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance.

16.

Our Officer and director May Not Devote A Sufficient Amount of Time To Our Business Operations, Causing Our Business To Fail.

Our president, Mr. Larsen intends to devote 8 hours per week to our business affairs. It is possible that the demands on Mr. Larsen from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Larsen may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

17. A Purchaser Is Purchasing Penny Stock Which Limits His or Her Ability to Sell the Stock.

The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

ITEM 2: PROPERTIES.

CLAIMS

The property, which is presently under option 100% by Smart Ventures, Inc. is being held in trust by Mr. Donald Murdock. The property consists of 11 contiguous mining claims (579.62 ha) in what generally referred to as the Mid-North Mining District in the James Bay region. The status and location of the claims are shown in Figure 2 and also listed in Table 1 below.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”). To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock.  Trading of our common stock is limited.

52 Week Low $0.00 High: $0.00

Holders

As of January 30, 2009, the approximate number of stockholders of record of the Common Stock of the Company was 50.

Dividends

None

Equity Compensation Plan Information

 We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

RECENT SALES OF UNREGISTERED SECURITIES.

During the past three years, the registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended.

Name and Address	Date	Shares	Consideration

Lance R. Larsen	11-22-06	500,000	Expended Funds and
55 Harvest Wood Way, NE			Services Rendered
Calgary, AB T3K 3X5

Jamie Bond	11—22-06	500,000	Expended Funds and
55 Harvest Wood Way, NE			Time and Effort
Calgary, AB T3K 3X5

We issued the foregoing restricted shares of common stock pursuant to section 4(2) of the Securities Act of 1933. They are sophisticated investors, are our officers and directors and were in possession of all material information relating to the company. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

On December 1, 2007 we issued 4,500,000 shares to 40 individuals at a price of $0.01 per share.

With the exception of three subscriptions, these shares were issued in reliance upon the exemption provided by Regulation S. All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We have discussed this matter with our officers and directors and Mr. Larsen, our president  has agreed to advance funds as needed until additional financing is available. Any advances by Larsen will be considered a loan. The loan will be repaid if and when we begin generating revenues. The loan is due when revenues from operations are generated. The loan does not accrue interest. There is no written documentation for the loan. It is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Milestones

The following are our milestones:

1.   0-30 days after additional financing - retain our consultant to manage the exploration of the property. - Cost $5,000 to $15,000.

2.  30 – 90 days after additional financing - mapping crew on the claims to lay out sampling grid and take surface samples under the direction of our consultant.  Magnetometer operator and support to conduct survey and record anomalies on map. Prospecting and extensive sampling for gold and base metal are recommended on the entire property. Cost $30,000.

3.  90-120 days after additional financing. – bedrock mapping, at a scale of 1:5,000 or 1:10,000, over the entire grid with emphasis on structural aspects of the survey is recommended. The bedrock mapping should also be accompanied with sampling for whole rock and trace element analyses.

4.

 Sample analysis – samples tested and analyzed by a recognized and reputable laboratory.  Results of analysis supplied to professional consultant(s) for evaluation.

5.

An IP survey and diamond drilling should follow if positive results were achieved from the works stated in recommendations 1, 2 and 3.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and exploration of our properties before we can determine whether we should start production. We are seeking additional financing to provide for the capital required to implement our research and exploration phases. We believe that the funds necessary will be more easily raised if and when our shares are publicly traded.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until and if we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the mineral claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Smart Ventures, Inc. We must raise cash to implement our exploration program. There can be no assurance that additional funding is available.

Some sources that may or not be available would be; public offering; a private placement of securities; joint venture or loans from our officers or others.

Since inception, we have used our common stock to raise $ 45,000.00.

As of the date of this registration statement, we have yet to generate any revenues from our business operations. We currently have no cash resources.  We currently have no cash needs and will not have any cash needs until we begin our exploration program.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders

Results of Operations

For the year ended December 31, 2008, compared to the year December 31, 2070.

Revenues

Revenues for the year ended December 31, 2008, and 2007 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008, and 2007 were $24,685 and $4,248, respectively. General and administrative expenses consisted primarily of accounting and filing fees.

Net Loss

Our net loss for the year ended December 31, 2008, and 2007, amounted to ($29,685) and ($18,330), respectively.

From November22, 2006 (Date of Inception) through December 31, 2008

Revenues

We have not earned any revenues from our incorporation on November 22, 2006 to December 31, 2008. We do not anticipate earning revenues until, if and when we drill, complete and produce from our first successful well.

Operating Expenses

We incurred operating expenses in the amount of $58,015 for the period from our inception on November 22, 2006 to December 31, 2008. These operating expenses were comprised of exploration costs of $19,082 and general and administrative expenses of $38,933.

Net Loss

Our net loss for the period from our inception on November 22, 2006 to December 31, 2008 was $58,015.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Registered Public Independent Accounting Firms, our Consolidated Financial Statements and Notes thereto follow:

TABLE OF CONTENTS

F1. Independent Auditor’s Report

F2. Balance Sheet as at December 31, 2007

F3. Statement of Operations for the year ended

F4. Statement of Cash Flows for the year ended

F5. Statement of Stockholders' Equity as at

F6-8. Notes to Financial Statements

Board of Directors

Smart Ventures, Inc.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying   balance sheets of Smart Ventures, Inc.    (An Exploration Stage Company) as of December 31, 2008 and 2007 and the  statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from November 22,  2006 (date of inception)  to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of Smart Ventures, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, and for the period from November 22, 2006 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

March 23, 2009

Salt Lake City, Utah

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT DECEMBER 31, 2008 AND 2007

ASSETS
	December 31,	December 31,
	2008	2007

Current Assets:
Cash	$ -	$ 16,670

Total Assets	$ -	$ 16,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,015	-
Total Current Liabilities	3,015	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,500,000 shares issued and outstanding	5,500	5,500
Additional paid in capital	49,500	49,500
Sock subscription receivable	-	(10,000)
Deficit accumulated during exploration stage	(58,015)	(28,330)

Total Stockholders' Equity (Deficit)	(3,015)	16,670

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 16,670

THE FOLLOWING NOTES FORM A INTERGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD FROM NOVEMBER 22, 2006

(INCEPTION) THROUGH DECEMBER 31, 2008

			From
	For the year	For the year	November 22,
	ended	ended	2006
	December 31,	December 31,	(Date of inception)
	2008	2007	to December 31, 2008

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	5,000	14,082	19,082
General & administrative	24,685	4,248	38,933
Total Operating Expenses	29,685	18,330	58,015

NET LOSS	$ (29,685)	$ (18,330)	$ (58,015)

Weighted Average Shares
Common Stock Outstanding	5,500,000	2,641,781

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.01)	$ (0.01)

THE FOLLOWING NOTES FORM A INTERGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION)

THROUGH DECEMBER 31, 2008

			From
	For the year	For the year	November 22,
	ended	ended	2006
	December 31,	December 31,	(Date of inception)
	2008	2007	to December 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (29,685)	$ (18,330)	$ (58,015)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	3,015		3,015

Net Cash Used in Operating Activities	(26,670)	(18,330)	(45,000)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	27,000	27,000
Receipt of Stock subscription receivable	10,000	8,000	18,000
Net Cash Provided by Financing Activities	10,000	35,000	45,000

Net Increase (Decrease) in Cash	(16,670)	16,670	-

Cash at Beginning of Period	16,670	-	-

Cash at End of Period	$ -	$ 16,670	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ 18,000	$ 18,000

THE FOLLOWING NOTES FORM A INTERGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FROM NOVEMBER 22, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

		Preferred Stock	Common Stock
		5,000,000 shares authorized	70,000,000 shares authorized		Additional	Stock	(Deficit) accumulated
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	during
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	exploration stage	Total

BALANCE- November 22, 2006 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services			1,000,000	1,000	$ 9,000			10,000
November 23, 2006
Net (loss)							(10,000)	(10,000)

BALANCE- December 31, 2006	-	-	1,000,000	1,000	9,000	-	(10,000)	-

Issuance of common stock for cash at $.01 per share			2,700,000	2,700	24,300			27,000
June 2007
Issuance of common stock and subscriptions			650,000	650	5,850	(6,500)		-
receivable at $.01 per share - October 2007
Issuance of common stock and subscriptions			150,000	150	1,350	(1,500)		-
receivable at $.01 per share - December 2007
Deposit of subscriptions for October 2007						8,000		8,000
and December 2007
Subscriptions issued and receivable - December 2007			1,000,000	1,000	9,000	(10,000)		-
Net (loss)							(18,330)	(18,330)

BALANCE- December 31, 2007	-	-	5,500,000	5,500	49,500	(10,000)	(28,330)	16,670

Payment of stock subscriptions						10,000		10,000

Net (loss)							(29,685)	(29,685)

BALANCE- December 31, 2008	-	-	5,500,000	5,500	49,500	-	(58,015)	(3,015)

THE FOLLOWING NOTES FORM A INTERGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Smart Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 14, 2006.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted December 31 as its fiscal year end.

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

During the year ended December 31, 2007 the Company issued 4,500,000 shares of its common stock for cash and for stock subscriptions receivable valued at $.01 per share for an aggregate total of $ 45,000.  At December 31, 2007 there was an outstanding stock subscription receivable in the amount of $10,000. The Company received payment of this receivable in January of 2008.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 58,105 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS & PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

NAME	AGE	TITLES
Lance R. Larsen	48	Chief Executive Officer, President and Chairman and director
Jamie Bond	31	Secretary, Treasurer and director

Lance R. Larsen

Lance R. Larsen has been an officer and director of Smart Ventures, Inc.. since August 25. 2008

From January, 2001,   Mr. Larsen has been president and sole shareholder of American Development Corp. supplying consulting services to small public as well as private concerns.  His services to the public sector included the preparation and filing of annual and quarterly reports. American Development has also been successful in the completion of several private placements.

From August 1997 to the present he served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specialized in financing and consulting to bio-medical companies.  His duties there included hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance.

From June, 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories.  His duties there were to hire and train all sales staff and design and maintain all software and network installations.

Mr. Larsen graduated with honors from the InvestmentFunds Institute of Canada and the Dale Carnegie sales course.

Jamie Bond

Ms. Bond has served as our Secretary Treasurer and director since November 22, 2006.

Since October, 2006 she has acted as Car Show supervisor for Volkswagen (Canada & USA) in charge of display set-up, hiring of local support staff and display breakdown at all major car shows across Canada and the USA. Due to the seasonal nature of this work, Ms. Bond uses the flexibility of flight attendant scheduling so as to be able to do that work for West Jet Airlines.

All directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Officers are elected by the Board of Directors and serve until their successors are appointed.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company. A code of ethics may be adopted by the board of directors at a later date.

Committees of the Board of Directors

We presently do not have any committees of the Board of Directors. However, our board of directors intends to establish various committees at a later time.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the named executive officers for the fiscal years ended December 31, 2007 and December 31, 2008.

Name and Principal Position (1)	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Lance Larsen CEO, President, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jamie Bond Secretary/Treasurer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of January ___, 2009 by

•

Each person who is known by us to beneficially own more than 5% of our common stock

•

By each of our officers and directors

•

By all of our officers and directors as a group

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership (2)
Lance Larsen 55 Harvest Wood Way, NE Calgary, T3K 3X5	Common Stock	500,000,	9%
Jamie Bond 55 Harvest Wood Way, NE Calgary, AB T3K 3X5	Common Stock	500,000	9%
Peter Hodyno 2 Glenwood Lane Huntington, NY 11742	Common Stock	500,000	9%
Brian Skyrme #19-700 Ranche Estates Place Calgary, AB T3G 1M3	Common Stock	500,000	9%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our previous auditors, for professional services rendered for the audit of our annual financial statements during the years ended January 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $75,960 and $46,200, respectively.

Our current auditors did not bill us during the years ended January 31, 2008 and 2007 for services rendered for the audit of our annual financial statements.

Audit-Related Fees

Our current independent registered public accounting firm billed us $10,665.00 during the fiscal year ended December  31, 2008 and $6200.00 during the fiscal year ended December 31, 2007  for audit related services.

Tax Fees

Our current independent registered public accounting firm billed us $0.00for tax related work during fiscal years ended December 31, 2008, and billed us $0.00 for tax related work during the fiscal year ended December 31, 2007.

All Other Fees

Our current independent registered public accounting firm did not bill us during the years ended December 31, 2008 and 2007 for other services.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation (filed as exhibit to SB-1 filed on May 7, 2008)
3.2	Bylaws of the Company (filed as exhibit to SB-1 filed on May 7, 2008)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009

SMART VENTURES, INC.

        s/s

Lance Larsen

Lance Larsen, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009

             SMART VENTURES, INC.

        s/s Lance Larsen

Lance Larsen, President and Chief Executive Officer