Form 10-Q
period 2009-03-31
Smart Ventures Inc.
filed 2009-05-14
CIK 1420915

        United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT MARCH 31, 2009 AND DECEMBER 31, 2008

(Unaudited)

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,015	3,015
Total Current Liabilities	3,015	3,015

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,500,000 shares issued and outstanding	5,500	5,500
Additional paid in capital	49,500	49,500
Sock subscription receivable	-	-
Accumulated deficit	(58,015)	(58,015)

Total Stockholders' Equity (Deficit)	(3,015)	(3,015)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three month periods ended March 31, 2009 and 2008

and for the period December 14, 2006 (inception) through March 31, 2009

			From
			November 22, 2006
	For the three	For the three	(Date of inception)
	months ended	months ended	to
	March 31	March 31	March 31
	2009	2008	2009

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	19,082
General & administrative	-	8,903	38,933
Total Operating Expenses	-	8,903	58,015

NET LOSS	$ -	$ (8,903)	$ (58,015)

Weighted Average Shares
Common Stock Outstanding	5,500,000	5,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the three month periods ended March 31, 2009 and 2008

and for the period December 14, 2006 (inception) through March 31, 2009

			From
			November 22, 2006
	For the three	For the three	(Date of inception)
	months ended	months ended	to
	March 31	March 31	March 31
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ -	$ (8,903)	$ (58,015)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	-	-	3,015

Net Cash Used in Operating Activities	-	(8,903)	(45,000)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	-	10,000	18,000
Net Cash Provided by Financing Activities	-	10,000	45,000

Net Increase (Decrease) in Cash	-	1,097	-

Cash at Beginning of Period	-	16,670	-

Cash at End of Period	$ -	$ 17,767	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three months ended March 31, 2009 and 2008 and for the period from the date of inception on November 22, 2006 to March 31, 2009 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three   months ended March 31, 2009 and 2008 and for the period from the date of inception on November 22, 2006 to March 31, 2009.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $250,000 limit covered by the

Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 58,015  since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our exploration target is to find an ore body containing gold or other precious and base metals. Until recently, prices of gold, silver and platinum were at their highest prices in years. The price of base metals (copper, lead, zinc, etc.) were at historic highs.  Due to the economic unrest and the threat of a serious recession the prices of all of the above have plummeted. Uranium peaked and currently is down in price nearly 50%.  Mining prospects that a few months ago would be economically feasible may not be at this time. With these factors being present and the outlook, both near and far being, at best, uncertain we believe that our claims must be reevaluated. The above cautionary statements do not indicate that we intend to abandon the exploration of our claims, but that the prospects of success should be reassessed and investigated further.  We plan on entering into discussions with our independent consultants to attempt to make informed decisions regarding the future of the Ruza claims. Coincidental with these discussions, we will investigate the possibilities of attracting further capital in one form or another for exploration of the Ruza Claims.  Availability of these funds from the further sale of our common stock, publicly or privately, or via a joint venture will also influence our decision on whether to proceed or not. Should our geological consultants recommend continuation of our exploration program and if, under the present economic circumstances allow us to properly fund ongoing operations, we fully intend on proceeding with our business plan.

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

NA

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

SMART VENTURES, INC.

Dated May 14, 2009

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer