Form 10-Q
period 2009-09-30
Smart Ventures Inc.
filed 2009-11-13
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS
	September 30,	December 31,
	2009	2008

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	13,565	3,015
Total Current Liabilities	13,565	3,015

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
33,000,000 shares issued and outstanding	33,000	33,000
Additional paid in capital	22,000	22,000
Sock subscription receivable	-	-
Accumulated deficit during exploration stage	(68,565)	(58,015)

Total Stockholders' Equity (Deficit)	(13,565)	(3,015)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

					From
	For the	For the	For the	For the	November 22
	three	three	nine	nine	2006
	months	months	months	months	(Date of
	ended	ended	ended	ended	inception)
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	to Sept 30,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	19,082
General & administrative	10,550	6,215	10,550	25,386	49,483
Total Operating Expenses	10,550	6,215	10,550	25,386	68,565

NET LOSS	$ (10,550)	$ (6,215)	$ (10,550)	$ (25,386)	$ (68,565)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
	For the	For the	November 22
	nine	nine	2006
	months	months	(Date of
	ended	ended	inception)
	Sept 30,	Sept 30,	to Sept 30,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (10,550)	$ (25,386)	$ (68,565)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	10,550	2,115	13,565

Net Cash Used in Operating Activities	-	(23,271)	(45,000)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	-	10,000	18,000
Net Cash Provided by Financing Activities	-	10,000	45,000

Net Increase (Decrease) in Cash	-	(13,271)	-

Cash at Beginning of Period	-	16,670	-

Cash at End of Period	$ -	$ 3,399	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the nine months ended September 30, 2009 and 2008 and for the period from the date of inception on November 22, 2006 to September 30, 2009 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and the results of its operations and cash flows for the nine months ended September 30, 2009 and 2008 and for the period from the date of inception on November 22, 2006 to September 30, 2009.

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

Dated November 13, 2009

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer