Form 10-K
period 2009-12-31
Smart Ventures Inc.
filed 2010-03-31
CIK 1420915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

As of  March 31, 2010, the issuer had 33,00,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

SMART VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Our principal offices are located at 55 Harvest Wood Way, NE, Calgary, AB T3K 3X5 Canada.  Our telephone number is (403) 827-7936

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

Our plan of operation and the funds we raise from loans and/or private placement of  our securities will be used for exploration of the mineral claim to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

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

We were incorporated in November 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $75,165.  To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Our Officers and directors May Not Devote A Sufficient Amount of Time To Our Business Operations, Causing Our Business To Fail.

Our president, Mr. Larsen intends to devote 8 hours per week to our business affairs, and our Secretary intends to spend four hours a week. It is possible that the demands on Mr. Larsen and Ms. Bond from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.  In addition, they may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

52 Week Low $0.00 High: $1.05

Holders

As of March 31, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 50.

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

On December 1, 2007 we issued 27,000,000 shares to 40 individuals at a price of $0.00167 per share.

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

We have discussed this matter with our officers and directors and Mr. Larsen, our president,  has agreed to advance funds as needed until additional financing is available. Any advances by Larsen will be considered a loan. The loan will be repaid if and when we begin generating revenues. The loan is due when revenues from operations are generated. The loan does not accrue interest. There is no written documentation for the loan. It is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

For the year ended December 31, 2010, compared to the year December 31, 2009.

Revenues

Revenues for the year ended December 31, 2009, and 2008 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009, and 2008 were $17,150 and $24,685, respectively. General and administrative expenses consisted primarily of accounting and filing fees.

Net Loss

Our net loss for the year ended December 31, 2009, and 2008, amounted to ($17,150) and ($29,685), respectively.

From November22, 2006 (Date of Inception) through December 31, 2009

Revenues

We have not earned any revenues from our incorporation on November 22, 2006 to December 31, 2009. We do not anticipate earning revenues until, if and when we discover, develop and bring into production a commercial viable mineral deposit.

Operating Expenses

We incurred operating expenses in the amount of $75,165 for the period from our inception on November 22, 2006 to December 31, 2009. These operating expenses were comprised of exploration costs of $19,082 and general and administrative expenses of $56,083.

Net Loss

Our net loss for the period from our inception on November 22, 2006 to December 31, 2009 was $75,165.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Registered Public Independent Accounting Firms, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of  December 31, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Mr. Larsen graduated with honors from the Investment Funds Institute of Canada and the Dale Carnegie sales course.

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

Name and Principal Position (1)	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Lance Larsen	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jamie Bond Secretary/Treasurer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements during the years ended December 31, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $13,500 and $10,665 respectively.

Tax Fees

Our current independent registered public accounting firm billed us $0for tax related work during fiscal years ended December 31, 2009, and billed us $0 for tax related work during the fiscal year ended December 31, 2008.

All Other Fees

Our current independent registered public accounting firm did not bill us during the years ended December 31, 2008 and 2007 for other services.

PART IV

Board of Directors

Smart Ventures, Inc.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying   balance sheets of Smart Ventures, Inc.    (An Exploration Stage Company) as of December 31, 2009 and 2008 and the  statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from November 22,  2006 (date of inception)  to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of Smart Ventures, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, and for the period from November 22, 2006 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

March 30, 2010

Salt Lake City, Utah

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,	December 31,
	2009	2008

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	6,400	3,015
Advances from shareholders	13,765	-
Total Current Liabilities	20,165	3,015

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
33,000,000 shares issued and outstanding	33,000	33,000
Additional paid in capital	22,000	22,000
Sock subscription receivable	-	-
Accumulated deficit during exploration stage	(75,165)	(58,015)

Total Stockholders' Equity (Deficit)	(20,165)	(3,015)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

THE FOLLOWING NOTES FORM A INTEGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND FOR THE PERIOD FROM NOVEMBER 22, 2006

(INCEPTION) THROUGH DECEMBER 31, 2009

			From
			November 22
	For the	For the	2006
	year	year	(Date of
	ended	ended	inception)
	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	5,000	19,082
General & administrative	17,150	24,685	56,083
Total Operating Expenses	17,150	29,685	75,165

NET LOSS	$ (17,150)	$ (29,685)	$ (75,165)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

THE FOLLOWING NOTES FORM A INTEGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND FOR THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION)

THROUGH DECEMBER 31, 2009

			From
			November 22
	For the	For the	2006
	year	year	(Date of
	ended	ended	inception)
	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (17,150)	$ (29,685)	$ (75,165)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	3,385	3,015	6,400

Net Cash Used in Operating Activities	(13,765)	(26,670)	(58,765)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholders	13,765	-	13,765
Common stock issued for cash			27,000
Receipt of Stock subscription receivable	-	10,000	18,000
Net Cash Provided by Financing Activities	13,765	10,000	58,765

Net Increase (Decrease) in Cash	-	(16,670)	-

Cash at Beginning of Period	-	16,670	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

THE FOLLOWING NOTES FORM A INTEGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FROM NOVEMBER 22, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2009

		Preferred Stock	Common Stock
		5,000,000 shares authorized	70,000,000 shares authorized
	Shares	Par Value	Share	Par Value	Additional Paid-In	Subscription	(Deficit)
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	accumulated	Total
BALANCE- November 22, 2006 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services			6,000,000	6,000	$ 4,000			10,000
November 23, 2006
Net (loss)							(10,000)	(10,000)
BALANCE- December 31, 2006	-	-	6,000,000	6,000	4,000	-	(10,000)	-

Issuance of common stock for cash at $.00167 per share			16,200,000	16,200	10,800			27,000
June 2007
Issuance of common stock and subscriptions			3,900,000	3,900	2,600	(6,500)		-
receivable at $.00167 per share - October 2007
Issuance of common stock and subscriptions			900,000	900	600	(1,500)		-
receivable at $.00167 per share - December 2007
Deposit of subscriptions for October 2007						8,000		8,000
and December 2007
Subscriptions issued and receivable - December 2007			6,000,000	6,000	4,000	(10,000)		-
Net (loss)							(18,330)	(18,330)
BALANCE- December 31, 2007	-	-	33,000,000	33,000	22,000	(10,000)	(28,330)	16,670
Deposit of subscriptions for December 2007						10,000		10,000
Net (loss)							(29,685)	(29,685)
BALANCE- December 31, 2008	-	-	33,000,000	33,000	22,000	-	(58,015)	(3,015)
Net (loss)							(17,150)	(17,150)
BALANCE- December 31, 2009	-	-	33,000,000	33,000	22,000	-	(75,165)	(20,165)

THE FOLLOWING NOTES FORM A INTERGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Smart Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 22, 2006.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted December 31 as its fiscal year end.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 75,165 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 30, 2010 which is the date that the financial statements were available to be issued

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

March 31, 2010

SMART VENTURES, INC.

        s/s

Lance Larsen

Lance Larsen, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SMART VENTURES, INC.

        s/s Lance Larsen

Lance Larsen, President and Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, Lance Larsen, certify that:

1.    I have reviewed this annual report on Form 10-K of Smart Ventures, Inc..;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

March 31, 2010

/s/ Lance Larsen

     Lance Larsen, Chief Executive Officer, Chairman and President