Form 10-Q
period 2010-03-31
Smart Ventures Inc.
filed 2010-05-14
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2010	2009

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	7,400	6,400
Advances from shareholders	13,765	13,765
Total Current Liabilities	21,165	20,165

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
33,000,000 shares issued and outstanding	33,000	33,000
Additional paid in capital	22,000	22,000
Accumulated deficit during exploration stage	(76,165)	(75,165)

Total Stockholders' Equity (Deficit)	(21,165)	(20,165)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

			From
	For the	For the	November 22
	three	three	2006
	months	months	(Date of
	ended	ended	inception)
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	19,082
General & administrative	1,000	-	57,083
Total Operating Expenses	1,000	-	76,165

NET LOSS	$ (1,000)	$ -	$ (76,165)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

			From
	For the	For the	November 22
	three	three	2006
	months	months	(Date of
	ended	ended	inception)
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$ (1,000)	$ -	$ (76,165)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	10,000
Change in operating assets and liabilities:
Increase in accounts payable	1,000	-	7,400

Net Cash (Used in) Operating Activities	-	-	(58,765)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholders	-	-	13,765
Issuance of common stock for cash	-	-	27,000
Receipt of stock subscription receivable	-	-	18,000
Net Cash Provided by Financing Activities	-	-	58,765

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three months ended March 31, 2010 and 2009 and for the period from the date of inception on November 22, 2006 to March 31, 2010 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009 and for the period from the date of inception on November 22, 2006 to March 31, 2010.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $76,165 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2010, which is the date the financial statements were issued.

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

Dated May 7, 2010

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer