Form 10-Q
period 2010-09-30
Smart Ventures Inc.
filed 2010-11-19
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	8,400	6,400
Advances from shareholders	13,765	13,765
Total Current Liabilities	22,165	20,165

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
33,000,000 shares issued and outstanding at September 30, 2010
and December 31, 2009	33,000	33,000
Additional paid in capital	22,000	22,000
Sock subscription receivable	-	-
Accumulated deficit during exploration stage	(77,165)	(75,165)

Total Stockholders' Equity (Deficit)	(22,165)	(20,165)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					From
	For the	For the	For the	For the	November 22
	three	three	nine	nine	2006
	months	months	months	months	(Date of
	ended	ended	ended	ended	inception)
	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	19,082
General & administrative	500	-	2,000	10,550	58,083
Total Operating Expenses	500	-	2,000	10,550	77,165

NET LOSS	$ (500)	$ -	$ (2,000)	$ (10,550)	$ (77,165)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

			From
	For the	For the	November 22
	nine	nine	2006
	months	months	(Date of
	ended	ended	inception)
	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (2,000)	$ (10,550)	$ (76,665)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	2,000	10,550	7,900

Net Cash Used in Operating Activities	-	-	(58,765)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholders	-	-	13,765
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	-	-	18,000
Net Cash Provided by Financing Activities	-	-	58,765

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

SEE ATTACHED NOTES

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three and nine months ended September 30, 2010 and 2009 and for the period from the date of inception on November 22, 2006 to September 30, 2010 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and the results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009 and for the period from the date of inception on November 22, 2006 to September 30, 2010.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $77,165 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2010, which is the date the financial statements were issued.

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

Dated November 19, 2010

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer