Form 10-K
period 2010-12-31
Smart Ventures Inc.
filed 2011-04-15
CIK 1420915

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

Jill Arlene Robbins

Smart Ventures, Inc.

Attorney at Law

55 Harvest Wood Way, NE

1224 Washington Avenue

Calgary, AB T3K 3X5

Miami Beach, FL 33139

(403)461-7283

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

As of  March 31, 2011, the issuer had 33,00,000 outstanding shares of Common Stock.

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

Our principal offices are located at 55 Harvest Wood Way, NE, Calgary, AB T3K 3X5 Canada.  Our telephone number is (403)461.7283

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

52 Week Low $0.00 High: $1.05

Holders

As of March 31, 2011, the approximate number of stockholders of record of the Common Stock of the Company was 33.

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

For the year ended December 31, 2011, compared to the year December 31, 2010.

Revenues

Revenues for the year ended December 31, 2010, and 2009 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010, and 2009 were $84,000 and $17,150, respectively. General and administrative expenses consisted primarily of accounting and filing fees.

Net Loss

Our net loss for the year ended December 31, 2010, and 2009, amounted to ($84,000) and ($17,150), respectively.

From November22, 2006 (Date of Inception) through December 31, 2010

Revenues

We have not earned any revenues from our incorporation on November 22, 2006 to December 31, 2009. We do not anticipate earning revenues until, if and when we discover, develop and bring into production a commercial viable mineral deposit.

Operating Expenses

We incurred operating expenses in the amount of $159,165 for the period from our inception on November 22, 2006 to December 31, 2009.

Net Loss

Our net loss for the period from our inception on November 22, 2006 to December 31, 2009 was $159,165.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements during the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $13,500

Tax Fees

Our current independent registered public accounting firm billed us $0 for tax related work during fiscal years ended December 31, 2010, and billed us $0 for tax related work during the fiscal year ended December 31, 2009.

All Other Fees

PART IV

Board of Directors

Smart Ventures, Inc.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying   balance sheets of Smart Ventures, Inc.    (An Exploration Stage Company) as of December 31, 2009 and 2008 and the  statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009, and for the period from November 22,  2006 (date of inception)  to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of Smart Ventures, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, and for the period from November 22, 2006 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

  .

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

April 15, 2011

Salt Lake City, Utah

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT DECEMBER 31, 2010 AND 2009

ASSETS
	December 31,	December 31,
	2010	2009

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	90,400	6,400
Advances from shareholders	13,765	13,765
Total Current Liabilities	104,165	20,165

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
33,000,000 shares issued and outstanding at December 31, 2010
and December 31, 2009	33,000	33,000
Additional paid in capital	22,000	22,000
Stock subscription receivable	-	-
Accumulated deficit during exploration stage	(159,165)	(75,165)

Total Stockholders' Equity (Deficit)	(104,165)	(20,165)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

THE FOLLOWING NOTES FORM A INTEGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND FOR THE PERIOD FROM NOVEMBER 22, 2006

(INCEPTION) THROUGH DECEMBER 31, 2010

			From
			November 22
	For the	For the	2006
	year	year	(Date of
	ended	ended	inception)
	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	19,082
General & administrative	84,000	17,150	140,083
Total Operating Expenses	84,000	17,150	159,165

NET LOSS	$ (84,000)	$ (17,150)	$ (159,165)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

THE FOLLOWING NOTES FORM A INTERGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND FOR THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION)

THROUGH DECEMBER 31, 2010

			From
			November 22
	For the	For the	2006
	year	year	(Date of
	ended	ended	inception)
	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (84,000)	$ (17,150)	$ (159,165)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	84,000	3,385	90,400

Net Cash Used in Operating Activities	-	(13,765)	(58,765)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholders	-	13,765	13,765
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	-	-	18,000
Net Cash Provided by Financing Activities	-	13,765	58,765

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

THE FOLLOWING NOTES FORM A INTEGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FROM NOVEMBER 22, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2010

		Preferred Stock			Common Stock
		5,000,000 shares authorized			70,000,000 shares authorized		Additional	Stock
	Shares		Par Value	Share		Par Value	Paid-In	Subscription	(Deficit)
	Issued		$.001 per share	Issued		$.001 per share	Capital	Receivable	accumulated	Total
BALANCE- November 22, 2006 (inception)	-		$ -	-		$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services				6,000,000		6,000	$ 4,000			10,000
November 23, 2006
Net (loss)									(10,000)	(10,000)
BALANCE- December 31, 2006	-		-	6,000,000		6,000	4,000	-	(10,000)	-

Issuance of common stock for cash at $.00167 per share				16,200,000		16,200	10,800			27,000
June 2007
Issuance of common stock and subscriptions				3,900,000		3,900	2,600	(6,500)		-
receivable at $.00167 per share - October 2007
Issuance of common stock and subscriptions				900,000		900	600	(1,500)		-
receivable at $.00167 per share - December 2007
Deposit of subscriptions for October 2007								8,000		8,000
and December 2007
Subscriptions issued and receivable - December 2007				6,000,000		6,000	4,000	(10,000)		-
Net (loss)									(18,330)	(18,330)
BALANCE- December 31, 2007	-		-	33,000,000		33,000	22,000	(10,000)	(28,330)	16,670
Deposit of subscriptions for December 2007								10,000		10,000
Net (loss)									(29,685)	(29,685)
BALANCE- December 31, 2008	-		-	33,000,000		33,000	22,000	-	(58,015)	(3,015)
Net (loss)									(17,150)	(17,150)
BALANCE- December 31, 2009	-		-	33,000,000		33,000	22,000	-	(75,165)	(20,165)
Net (loss)									(84,000)	(84,000)
BALANCE- December 30, 2010	-		-	33,000,000		33,000	22,000	-	(159,165)	(104,165)

THE FOLLOWING NOTES FORM A INTEGRAL PART OF THESE STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 159,165 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2010 which is the date that the financial statements were available to be issued.

On March 22 the company reached an  agreement to issue 22,000,000 of its common shares to Metal Assets.

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2011

SMART VENTURES, INC.

        s/s

Lance Larsen

Lance Larsen, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011

             SMART VENTURES, INC.

        s/s Lance Larsen

Lance Larsen, President and Chief Executive Officer