Form 10-Q
period 2011-03-31
Smart Ventures Inc.
filed 2011-05-23
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

              403.467.2356

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

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	99,290	90,400
Advances from shareholders	28,330	13,765
Total Current Liabilities	127,620	104,165

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
33,000,000 shares issued and outstanding at March 31, 2011
and December 31, 2010, respectively	33,000	33,000
Additional paid in capital	22,000	22,000
Sock subscription receivable	-	-
Accumulated deficit during exploration stage	(182,620)	(159,165)

Total Stockholders' Equity (Deficit)	(127,620)	(104,165)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			From
			November 22
	For the	For the	2006
	three months	three months	(Date of
	ended	ended	inception)
	Mar 31,	Mar 31,	Mar 31,
	2011	2010	2011

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	19,082
General & administrative	23,455	1,000	163,538
Total Operating Expenses	23,455	1,000	182,620

NET LOSS	$ (23,455)	$ (1,000)	$ (182,620)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			November 22
	For the	For the	2006
	three months	three months	(Date of
	ended	ended	inception)
	Mar 31,	Mar 31,	Mar 31,
	2011	2010	2011
Cash Flows Used in Operating Activities:
Net Loss	$ (23,455)	$ (1,000)	$ (182,620)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	8,890	1,000	99,290

Net Cash Used in Operating Activities	(14,565)	-	(73,330)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholders	14,565	-	28,330
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	-	-	18,000
Net Cash Provided by Financing Activities	14,565	-	73,330

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the three months ended March 31, 2011 and 2010 and for the period from the date of inception on November 22, 2006 to March 31, 2011 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and the results of its operations and cash flows for the three ended March 31, 2011 and 2010 and for the period from the date of inception on November 22, 2006 to March 31, 2011

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 182,620 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Dated May 24, 2011

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer