Form 10-Q/A
period 2011-03-31
Smart Ventures Inc.
filed 2011-07-19
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q/A-1

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

              403-922-4583

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

EXPLANATORY NOTE

Smart Ventures, Inc. is filing this Amendment No. 1 to its quarterly report for the period ended March 31, 20111 as filed with the U.S. Securities and Exchange Commission on May 23, 2011.  This Amendment No. 1 is being filed to amend and restate the information provided under Item 1, summary financial statements  to reflect that the number of authorized shares is 200,000, 000  and not 70,000,000 as previously reported.

Except as set forth herein, this Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the quarterly report for the period ended March 31, 2011.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

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
Common stock, $.001 par value; 200,000,000 shares authorized
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

NOTE 6 – SUBSEQUENT EVENT

On March 11, 2011 Smart Ventures Inc. increased there share capitalization from 75,000,000 to 200,000,000.

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

Exhibit 3.1

Amended  Articles of Incorporation

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

Dated July 19, 2011

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer