Form 10-Q/A
period 2011-06-30
Smart Ventures Inc.
filed 2011-10-19
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q/A

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

Dated October 10, 2011

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer