Form 10-Q
period 2011-09-30
Smart Ventures Inc.
filed 2011-12-08
CIK 1420915

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 000-53338

SMART VENTURES , INC.

 Exact name of small business issuer as specified in its charter

Nevada                                                                                                        98-0427221

  (State or other jurisdiction of  Incorporation)                                I.R.S. Employer No.

 incorporation or organization)

55 Harvest  Wood Way NE   Calgary, AB  T3K 3X5

                    (Address of principal executive office)

              403-922-4583

Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes__  No  _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer

[  ]

Accelerated Filer

       [   ]

Non-accelerated Filer

[  ]

Small Reporting  Company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ X ]   No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes _________          No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  33,000,0000  shares of Common Stock as of  December 5, 2011.

Item 1.

Smart Ventures , Inc.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

                                                  BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets:
Cash	$ -	$ -
Total Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	103,190	90,400
Advances from shareholders	28,330	13,765
Total Current Liabilities	131,520	104,165

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 200,000,000 shares authorized
33,000,000 shares issued and outstanding at September 30, 2011
and December 31, 2010, respectively	33,000	33,000
Additional paid in capital	22,000	22,000
Sock subscription receivable	-	-
Accumulated deficit during exploration stage	(186,520)	(159,165)

Total Stockholders' Equity (Deficit)	(131,520)	(104,165)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					November 22
	For the	For the	For the	For the	2006
	three months	three months	nine months	nine months	(Date of
	ended	ended	ended	ended	inception)
	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2011	2010	2011	2010	2011

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	19,082
General & administrative	3,400	500	27,355	2,000	167,438
Total Operating Expenses	3,400	500	27,355	2,000	186,520

NET LOSS	$ (3,400)	$ (500)	$ (27,355)	$ (2,000)	$ (186,520)

Weighted Average Shares
Common Stock Outstanding	33,000,000	33,000,000	33,000,000	33,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			November 22
	For the	For the	2006
	nine months	nine months	(Date of
	ended	ended	inception)
	Sep 30,	Sep 30,	Sep 30,
	2011	2010	2011
Cash Flows Used in Operating Activities:
Net Loss	$ (27,355)	$ (2,000)	$ (186,520)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	10,000
Increase to accounts payable	12,790	2,000	103,190

Net Cash Used in Operating Activities	(14,565)	-	(73,330)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholders	14,565	-	28,330
Issuance of common stock for cash	-	-	27,000
Receipt of Stock subscription receivable	-	-	18,000
Net Cash Provided by Financing Activities	14,565	-	73,330

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for Stock subscription receivable	$ -	$ -	$ 18,000

SMART VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Smart Ventures, Inc. (the Company) for the nine months ended September 30, 2011 and 2010 and for the period from the date of inception on November 22, 2006 to September 30, 2011 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and the results of its operations and cash flows for the nine months ended September  30, 2011 and 2010 and for the period from the date of inception on November 22, 2006 to September 30, 2011

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4- PROPOSED ACQUISITION

On June 15, 2011 we entered into a share exchange agreement with the shareholders of Metal Assets S.A. which provides in part for us to acquire all of the issued and outstanding common stock or other equity interests of Metal Assets S.A.   The Purchase Price for the shares of common stock is $9,800,000.  We will also issue the shareholders a total of 22 million shares of our common stock.  The agreement was subsequently amended to provide for the issuance of 72 million shares of common stock.   The transaction has not closed and will likely be terminated.

NOTE 5 – COMMON STOCK

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

NOTE 6– GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 186,520 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 1A.

Risk Factors

Since we are no longer engaged in mining operations, those risk factors attributable to mining operations no longer impact our operations.    Since we intend to terminate our acquisition of Metal Assets, we will need to identify a new acquisition candidate.  The primary risks associated with our ongoing operations will be that we do not have a targeted business or industry and that we may  not be able to consummate any type of business combination.

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

PLAN OF OPERATION

On June 15, 2011 we entered into a share exchange agreement with the shareholders of Metal Assets S.A. which provides in part for us to acquire all of the issued and outstanding common stock or other equity interests of Metal Assets S.A.  The transaction has not closed and management intends to terminate the transaction as Metal Assets did not comply with certain conditions precedent that were called for in the share exchange agreement.

Metal Assets’  business objective was to build a steel  micro-mill in the Russian Federation.  While there may be subsequent discussions between the Company and the various shareholders of Metals Assets, there can be no assurance that we will be successful in renegotiating the transaction or any similar agreement.

“Shell” Corporation

Since we do not have operations and, we intend to cancel our agreement with Metal Assets S.A., our focus will be to look for other acquisition candidates or structure a new agreement with Metal Assets or its associates.

We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the target business and/or may hire qualified but as yet unidentified individuals to manage the target business.

Since we have virtually no business operations we are  characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon our management to identify a business opportunity for the Company to pursue.

With limited capital resources and the uncertainties in the equities market, we have chosen to expand our search for possible acquisition candidates to encompass most industries and businesses.  The financial information set forth below represents the results of operations during our formulative stages and is not indicative of the likely results from any new operations.

Comparison of Operating Results for the Three  and Nine Months ended September 30, 2011 and 2010 and from November 22, 2006  (“Inception”) to September 30, 2011.

Revenue and Operating Expenses

Since Inception we have not generated any revenues. Our operating expenses for the three and nine months ended September 30, 2011 totaled $3,400 and $27,355 respectively as compared to $500 and $2,000 for the comparable periods in 2010.   Total expenses since Inception were $186,520.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2011 and December 31, 2010 we had no cash and no assets. Liabilities totaled $131,520 and $104,165 respectively.   Our current operations have been financed by shareholder advances.   We will require additional financing in order for us to continue operations.  Currently, there is no commitment for funding.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of  Proceeds.

None.

   Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.

Removed and Reserved.

Item 5.

     Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8K

Exhibit No.

Description

-----------

-----------

31.1

       Section 302 Certification of the Principal Executive Officer

31.2                          Section 302 Certification of the Principal Financial Officer

32.1                          Section 906 Certification of Principal Executive Officer

32.2

       Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SMART VENTURES, INC.

Dated

DECEMBER 8,  2011

/s/ Lance R. Larsen

     Lance R. Larsen, President, Director and Chief Executive Officer

/s/ Jamie Bond

     Jamie Bond, Secretary/Treasurer, Director and Principal Accounting Officer